Form 10-Q
period 1997-03-31
ELMWOOD FUNDING LTD
filed 1997-11-12
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended 31 March 1997

                       Commission File Number: 001-12809

                            ELMWOOD FUNDING LIMITED
             (Exact name of registrant as specified in its charter)


       Cayman Islands                                           N/A
(state or other jurisdiction                               (IRS Employer
 of incorporation or organisation)                       Identification No.)


                                  PO Box 1984
                               Elizabethan Square
                                  George Town
                                  Grand Cayman
                              British west Indies
                                 (345) 949-8244
    (Address, including zip code, and telephone number, including area code of registrant's principal executive office)
                   Deutsche Morgan Grenfell (Cayman) Limited
                                  PO Box 1984
                               Elizabethan Square
                                  George Town
                                  Grand Cayman
                              British west Indies
                           Attention: Derrie Boggess
                                 (345) 949-8244
           (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes ___              No  X
                                          ---

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Morgan Grenfell (Cayman) Limited, as share trustee.) as of 31 March 1997.

ELMWOOD FUNDING LIMITED
Quarterly period ended 31 March 1997

--------------------------------------------------------------------------------

INDEX

                                                           Page number
PART I         FINANCIAL INFORMATION

  Item 1       Financial statements (unaudited)

               Unaudited statement of operations:
               Three months ended 31 March 1997
               and 31 December 1996                              3

               Unaudited statement of financial condition:
               31 March 1997 and 31 December 1996                4

               Unaudited statement of cash flows:
               Three months ended 31 March 1997
               and 31 December 1996                              5

               Notes to financial statements                     6

  Item 2       Management's discussion and analysis of
               financial condition and results of operations     10

PART II        OTHER INFORMATION

  Item 6       Exhibits and Reports on Form 8-K                  11

Signatures                                                       12

ELMWOOD FUNDING LIMITED
Unaudited statement of operations
for the three months ended 31 March 1997 and 31 December 1996

--------------------------------------------------------------------------------


                                  Three Months Ended
                                 31 March  31 December
                                     1997         1996
                        Note        (US$)        (US$)

INCOME
                                        -            -

                               ----------   ----------

                                        -            -
                               ----------   ----------

EXPENDITURE
                                        -            -
                               ----------   ----------

                                        -            -
                               ----------   ----------


                               ----------   ----------

Net income for the period               -            -
                               ==========   ==========

                               ----------   ----------
RETAINED EARNINGS AT
  THE BEGINNING AND
  END OF THE PERIOD                     -            -
                               ==========   ==========


                       See notes to financial statements
-------------------------------------------------------------------------------
                                                                        Page 3
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition as at 31 March 1997 and 31 December 1996

--------------------------------------------------------------------------------


                                                   31 March  31 December
                                                       1997         1996
                                          Note        (US$)        (US$)
ASSETS

Sundry debtors and prepayments              2         1,000        1,000
                                                  ---------    ---------
                                                      1,000        1,000
                                                  ---------    ---------

LIABILITIES
                                                  ---------    ---------
                                                          -            -
                                                  ---------    ---------

                                                  ---------    ---------

NET ASSETS                                            1,000        1,000
                                                  =========     ========

CAPITAL AND RESERVES
Share capital                               8         1,000        1,000
Retained earnings                                         -            -
                                                  ---------    ---------
                                                      1,000        1,000
                                                  =========    =========


                       See notes to financial statements
--------------------------------------------------------------------------------
                                                                          Page 4
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows
for the three months ended 31 March 1997 and 31 December 1996

--------------------------------------------------------------------------------


                                                    Three Months Ended
                                                   31 March  31 December
                                                       1997         1996
                                          Note        (US$)        (US$)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                -            -
Adjustments to reconcile net income to
 net cash used in operating activities
 Net change in:
  Sundry debtors                            2                     (1,000)
                                                -----------   -----------

  NET CASH USED IN OPERATING ACTIVITIES                   -       (1,000)
                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of disposal of investments        5,6   26,217,479            -
Purchase of investments                     4   (26,217,479)           -

                                                -----------   -----------
  NET CASH USED IN INVESTING ACTIVITIES                   -            -
                                                -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of share capital        8             -         1,000
                                                -----------   -----------

  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                             -         1,000
                                                -----------   -----------

                                                -----------   -----------

NET CHANGE IN CASH FOR THE PERIOD                         -             -
                                                ===========   ===========

CASH AT THE BEGINNING OF THE PERIOD                       -             -

                                                -----------   -----------

CASH AT THE END OF THE PERIOD                             -             -
                                                ===========   ===========


                       See notes to financial statements
--------------------------------------------------------------------------------
                                                                        Page 5
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements
31 March 1997

--------------------------------------------------------------------------------

1 ORGANISATION

  ELMWOOD FUNDING LIMITED (the "Company") was incorporated under the Companies Law (Revised) of the Cayman Islands on 17 September 1996 as an exempted company. The Company's operations consist solely of fulfilling its obligations as depositor, relating to the issue of Bond-backed Investment Certificates (the "certificates") offered through, and which represent in the aggregate, the entire beneficial ownership in a trust (the "Trust") formed pursuant to the Trust Agreement dated as of 14 March 1997 between the Company and the United States Trust Company, as trustee. The first series of certificates, Series 1997-AT&T, were issued on 25 March 1997.

  The Company has thus surrendered to the Trust all future economic interests in both the certificates issued and the underlying securities by which they are collateralised. According to the terms of the trust agreements, the holders of the certificates can look only to the related collateral held by the Trust for repayment of both principal and interest. The certificates do not represent a recourse obligation or interest in the Company and in accordance with United States generally accepted accounting principles the certificates and related collateral are not reflected in the accompanying statement of financial condition.

  Each series of certificates represents the entire beneficial ownership interest in a publicly issued fixed income debt security issued pursuant to an effective registration statement filed with the Securities and Exchange Commission, or in a debt security issued, or directly and fully guaranteed or insured, by the Government of the United States of America, or by any of certain specified entities controlled or supervised by and acting as an instrumentality of the Government of the United States of America and exempt from the Securities Act of 1933, as amended, by reason of Section 3(a)(2) thereof, or another Federal Statute, or a pool of such debt securities together with other assets designed to assure the service or timely distribution of payments to holders of the certificates. These underlying securities are deposited in a trust for the benefit of holders of certificates of such series.


--------------------------------------------------------------------------------
                                                                        Page 6
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1997

--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES

  These unaudited financial statements are prepared in accordance with United States generally accepted accounting principles. The following are the significant accounting policies adopted by the Company:

  FAIR VALUE OF FINANCIAL INSTRUMENTS
  The only financial instruments held by the Company are sundry receivables and payables where carrying value approximates the fair value.

  USE OF ESTIMATES
  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates

3 FEES AND EXPENSES

  All ongoing fees of the Company are met by the holders of the Retained Interest and distributed by the trusts (see Note 6). Therefore, these expenses are not included in the statement of operations.

4 INVESTMENTS

  The Company purchased US$25,000,000, nominal value, of the US$500,000,000 7.75% notes due 1 March 2007 issued by AT&T on 7 March 1995 (the "Notes"). The Notes were transferred to the Trust as collateral for the 1997-AT&T series of bond backed investment certificates issued by the Trust. The transfer extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.


--------------------------------------------------------------------------------
                                                                         Page 7
                   These finacnial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1997

--------------------------------------------------------------------------------

5 BOND BACKED INVESTMENT CERTIFICATES

  On 25 March 1997 the Company effected an issue on behalf of the Trust of US$25,000,000, nominal value, bond backed investment certificates under the 1997-AT&T series. The underwriters purchased the certificates at 98% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the Notes. The certificates bear interest at a fixed rate of 7.4%. Distributions of interest and principal will be made on or about 1 March and 1 September of each year commencing September 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 1 March 2007.

6 OPTIONS, RIGHTS AND RETAINED INTERESTS

  The holder of the retained interest retains the right to a distribution equal to the premium of the interest earned on the underlying security over that paid on the trust certificate subject to payment of ordinary expenses of the trustee and administration expenses of the Company. The rights of the holder of the retained interest to the above premium is equal in priority to the rights of the holders of the certificate to receive interest on the underlying securities.

  In respect of current series of bond backed investment certificates, in accordance with the terms of the Trust and those outlined in the related Prospectus Supplemental dated 25 March 1997, the options, rights and Retained Interests were immediately sold by the Trust to a third party and then transferred to the Company to complete the purchase of the Notes.


--------------------------------------------------------------------------------
                                                                          Page 8
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1997

--------------------------------------------------------------------------------

7  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

   The Company's activities are primarily conducted with financial institutions. In connection with the terms of securitisation transactions, the bond backed investment certificates together with the underlying securities are held by the Trust and do not represent obligations of the Company.

8  SHARE CAPITAL

   Authorised........................   50,000 ordinary shares of US$1.00 each.
   Issued and fully paid..............   1,000 ordinary shares of US$1.00 each.

9  RELATED PARTY TRANSACTIONS

   Under the terms of a Declaration of Trust dated 27 September 1996 all of the issued and fully paid shares have been issued to the Share Trustee, Deutsche Morgan Grenfell (Cayman) Limited, the administrator of the Company. Pursuant to an administration agreement also dated 27 September 1996 Deutsche Morgan Grenfell (Cayman) Limited provides directors and administrative services to the Company.

10 TAXATION

   Under the Cayman Islands Tax Concessions Law (1995 Revision), the Governor-in-Council of the Cayman Islands issued an undertaking to the Company on 8 October 1996 exempting it from all local income, profit or capital gains taxes. The undertaking has been issued for a period of 20 years and at the present time, no such taxes are levied in the Cayman Islands. Accordingly, no provision for taxes on the Company's income in the Cayman Islands is recorded.


--------------------------------------------------------------------------------
                                                                          Page 9
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Managements discussion and analysis of financial condition and results of operations as at 31 March 1997

--------------------------------------------------------------------------------

FINANCIAL CONDITION

The Company purchased US$25,000,000, nominal value, of the US$500,000,000 7.75% notes due 1 March 2007 issued by AT&T on 7 March 1995 (the "Notes"). The Notes were transferred to the Trust as collateral for the 1997-AT&T series of bond backed investment certificates issued by the Trust. The transfer extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.

On 25 March 1997 the Company effected an issue on behalf of the Trust of US$25,000,000, nominal value, bond backed investment certificates under the 1997-AT&T series. The underwriters purchased the certificates at 98% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the Notes. The certificates bear interest at a fixed rate of 7.4%. Distributions of interest and principal will be made on or about 1 March and 1 September of each year commencing September 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 1 March 2007.

The Company has surrendered to the Trust all future economic interests in both the certificates issued and the underlying securities by which they are
collateralised.   According to the terms of the trust agreements, the holders of the certificates can look only to the related collateral held by the Trust for repayment of both principal and interest. The certificates do not represent a recourse obligation or interest in the Company.

RESULTS OF OPERATIONS

In fulfilling its obligations as depositor and pursuant to the Trust Agreement, the Company has no future economic interest or obligation in relation to the certificates issued or the underlying securities transferred to the Trust. Accordingly no income or expenses have been incurred through the operations of the Company.

All ongoing fees of the Company are met by the holders of the Retained Interest and distributed by the trusts. Therefore, these expenses are not included in the statement of operations.

--------------------------------------------------------------------------------
                                                                         Page 10
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Quarterly period ended 31, March 1997

--------------------------------------------------------------------------------
                          PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on form 8-K

     The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

    (a)   Exhibits:

             4.1 Series Supplement dated as of April 22, as Depositor, the United States Trust Company of New York, as Trustee, together with a Standard Terms for Trust Agreement dated as of March 14, 1996 between Elmwood Funding Limited, as Depositor, and United States Trust Company of New York, as Trustee.*

             27      Financial Data Schedule.

    (b)   Reports on Form 8-K:

             July 31, 1997*

------------------
*  Incorporated herein by reference.
--------------------------------------------------------------------------------
                                                                         Page 11

ELMWOOD FUNDING LIMITED
Signatures
as at 31 March 1997

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



ELMWOOD FUNDING LIMITED


/s/ David JJ Egglishaw                             5 Nov. 97
-----------------------                            ----------
David JJ Egglishaw                                 Date
Director



/s/ Derrie Boggess                                 5/11/97
-----------------------                            ----------
Derrie Boggess                                     Date
Director



--------------------------------------------------------------------------------
                                                                         Page 12
                   These financial statements are unaudited