Form 10-Q
period 1997-09-30
ELMWOOD FUNDING LTD
filed 1997-12-02
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended 30 September 1997

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

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Morgan Grenfell (Cayman) Limited, as share trustee.) as of 30 September 1997.

ELMWOOD FUNDING LIMITED
Quarterly period ended 30 September 1997
-------------------------------------------------------------------------------



INDEX

                                                            Page number

PART I         FINANCIAL INFORMATION

  Item 1       Financial statements (unaudited)

                Unaudited statement of operations:
                Nine months ended 30 September 1997,
                three months ended 30 September 1997
                and 31 December 1996                            3

                Unaudited statement of financial condition:
                30 September 1997 and 31 December 1996          4

                Unaudited statement of cash flows:
                Nine months ended 30 September 1997,
                three months ended 31 December 1996             5

                Notes to financial statements                   6

  Item 2        Management's discussion and analysis of
                financial condition and results of operations  10

PART II         OTHER INFORMATION

  Item 6        Exhibits and Reports on Form 8-K               12

  Signatures                                                   13

ELMWOOD FUNDING LIMITED
Item 1
Unaudited statement of operations
-------------------------------------------------------------------------------



                                               Nine months ended                    Three Months Ended
                                               30 September 1997         30 September 1997       31 December 1996
                                       Note                 (US$)                     (US$)                  (US$)

INCOME
                                                                                         -                      -
                                             -------------------      --------------------     ------------------

                                                               -                         -                      -
                                             -------------------      --------------------     ------------------

EXPENDITURE
                                                                                         -                      -
                                             -------------------      --------------------     ------------------

                                                               -                         -                      -
                                             -------------------      --------------------     ------------------

                                             -------------------      --------------------     ------------------


Net income for the period                                      -                         -                      -
                                             ===================      ====================     ==================


                                             -------------------      --------------------     ------------------
 RETAINED EARNINGS AT THE BEGINNING
 AND END OF THE PERIOD                                         -                         -                      -
                                             ===================      ====================     ==================

                       See notes to financial statements
-------------------------------------------------------------------------------
                                                                        Page 3
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition
-------------------------------------------------------------------------------



                                                         30 September              31 December
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
                                                      ===============       ==================

                       See notes to financial statements
-------------------------------------------------------------------------------
                                                                        Page 4
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows
-------------------------------------------------------------------------------



                                                        Nine months             Three months ended
                                                           ended                 31 December 1996
                                                     30 SEPTEMBER 1997
                                            Note           (US$)                      (US$)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           -                           -
Adjustments to reconcile net income to
 net cash used in operating activities
 Net change in:
  Sundry debtors                             2                                              (1,000)
                                                  --------------------      -----------------------
  NET CASH USED IN OPERATING ACTIVITIES
                                                                     -                       (1,000)
                                                  --------------------      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of disposal of investments         5,6             76,412,246                            -
Purchase of investments                       4            (76,412,246)                           -
                                                  --------------------      -----------------------
  NET CASH USED IN INVESTING ACTIVITIES                              -                            -
                                                  --------------------      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of share capital          8                      -                        1,000
                                                  --------------------      -----------------------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                        -                        1,000
                                                  --------------------      -----------------------
                                                  --------------------      -----------------------
Net change in cash for the period                                    -                            -
                                                  ====================      =======================
CASH AT THE BEGINNING OF THE PERIOD                                  -                            -
                                                  --------------------      -----------------------
Cash at the end of the period                                        -                            -
                                                  ====================      =======================

                       See notes to financial statements
-------------------------------------------------------------------------------
                                                                        Page 5
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements
30 September 1997
-------------------------------------------------------------------------------


1 ORGANISATION

  ELMWOOD FUNDING LIMITED (the "Company") was incorporated under the Companies Law (Revised) of the Cayman Islands on 17 September 1996 as an exempted company. The Company's operations consist solely of fulfilling its obligations as depositor, relating to the issue of Bond-backed Investment Certificates (the "certificates") offered through, and which represent in the aggregate, the entire beneficial ownership in a trust (the "Trust") formed pursuant to the Trust Agreement dated as of 14 March 1997 and Series Supplements to the Trust Agreement dated 12 May 1997 (1997-Du Pont), and 16 June 1997 (1997-Du Pont-2), between the Company and the United States Trust Company, as trustee. The fourth series of certificates, Series 1997-US Treasury-1, were issued on 22 August 1997, pursuant to a Series Supplement to the Trust Agreement dated 22 August 1997


  The Company has thus surrendered to the Trust all future economic interests in both the certificates issued and the underlying securities by which they are
  collateralised.   According to the terms of the trust agreements, the holders of the certificates can look only to the related collateral held by the Trust for repayment of both principal and interest. The certificates do not represent a recourse obligation or interest in the Company and in accordance with United States generally accepted accounting principles the certificates and related collateral are not reflected in the accompanying statement of financial condition.

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

-------------------------------------------------------------------------------
                                                                        Page 6
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1997
-------------------------------------------------------------------------------


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

4  INVESTMENTS

   The Company purchased US$20,000,000, nominal value, of the US$16,015,000,000 6.875% notes due 15 May 2006 issued by the Government of the United States of America which were transferred to the Trust as collateral for the 1997-US Treasury-1 series of bond backed investment certificates issued by the Trust. The transfer extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.

-------------------------------------------------------------------------------
                                                                        Page 7
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1997
-------------------------------------------------------------------------------


5  BOND BACKED INVESTMENT CERTIFICATES

   On 22 August 1997 the Company effected an issue on behalf of the Trust of US$20,000,000, nominal value, bond backed investment certificates under the 1997-US Treasury-1 series. The underwriters purchased the certificates at 98.5% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the underlying securities. The certificates bear interest at a fixed rate of 6.375%. Distributions of interest and principal will be made on or about 15 May and 15 November of each year commencing November 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 15 May 2006.

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

   In respect of current series' of bond backed investment certificates, in accordance with the terms of the Trust and those outlined in the related Prospectus Supplement dated 22 August 1997, the options, rights and Retained Interests were immediately sold by the Trust to a third party and then transferred to the Company to complete the purchase of the Notes.

-------------------------------------------------------------------------------
                                                                        Page 8
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1997
-------------------------------------------------------------------------------


7  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

   The Company's activities are primarily conducted with financial institutions. In connection with the terms of securitisation transactions, the bond backed investment certificates together with the underlying securities are held by the Trust and do not represent obligations of the Company.

8  SHARE CAPITAL

   Authorised.......................   50,000 ordinary shares of US$1.00 each.
   Issued and fully paid.............   1,000 ordinary shares of US$1.00 each.

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

-------------------------------------------------------------------------------
                                                                        Page 9
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Item 2
Managements discussion and analysis of financial condition and results of operations as at 30 September 1997
-------------------------------------------------------------------------------


FINANCIAL CONDITION

The Company purchased US$20,000,000, nominal value, of the US$16,015,000,000 6.875% notes due 15 May 2006 issued by the Government of the United States of America which were transferred to the Trust as collateral for the 1997-US Treasury-1 series of bond backed investment certificates issued by the Trust. The transfer extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.

On 22 August 1997 the Company effected an issue on behalf of the Trust of US$20,000,000, nominal value, bond backed investment certificates under the 1997-US Treasury-1 series. The underwriters purchased the certificates at 98.5% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the underlying securities. The certificates bear interest at a fixed rate of 6.375%. Distributions of interest and principal will be made on or about 15 May and 15 November of each year commencing November 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 15 May 2006.

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

-------------------------------------------------------------------------------
                                                                        Page 10
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
PART II - OTHER INFORMATION
Item 6
as at 30 September 1997
-------------------------------------------------------------------------------



The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)                     Exhibits

     4.1 Series Supplement dated as of August 22, 1997, by and between Elmwood Funding Limited as Depositor, and United States Trust Company of New York, as Trustee, together with a Standard Terms for Trust Agreement dated as of March 14, 1997 between Elmwood Funding Limited, as Depositor, and United States Trust Company, as Trustee.*

     27     Financial Data Schedule

(b)  Reports on Form 8-K:

     July 8, 1997*
     July 8, 1997*
     July 8, 1997*


* - incorporated herein by reference.


-------------------------------------------------------------------------------
                                                                        Page 11
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Signatures
-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



ELMWOOD FUNDING LIMITED


/s/ David JJ Egglishaw                             25/11/97
-----------------------                            ----------
David JJ Egglishaw                                 Date
Director


/s/ Derrie Boggess                                 25/11/97
-----------------------                            ----------
Derrie Boggess                                     Date
Director

-------------------------------------------------------------------------------
                                                                        Page 12
                   These financial statements are unaudited