Form 10-K
period 1997-12-31
ELMWOOD FUNDING LTD
filed 1998-04-21
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended 31 December 1997

                       Commission File Number: 001-12809

                            ELMWOOD FUNDING LIMITED
             (Exact name of registrant as specified in its charter)

       Cayman Islands                                                 N/A
(state or other jurisdiction of                                  (IRS Employer
incorporation or  organisation)                             Identification No.)

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

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Morgan Grenfell (Cayman) Limited, as share trustee) as of 31 December 1997.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                No
                      ---                 ---


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------


                               TABLE OF CONTENTS

                                                                     Page number

                                    PART I

Item 1.    Business                                                     4

Item 2.    Properties                                                   4

Item 3.    Legal Proceedings                                            5

Item 4.    Submission of Matters to a Vote of Security Holders          5

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related            5
           Stockholder Matters

Item 6.    Selected Financial Data                                      5

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                           6-8

Item 8.    Financial Statements and Supplementary Data

           Audited Statement of Operations                              9

           Audited Statement of Financial Condition                     10

           Audited Statement of Cash Flows                              11

           Notes to Financial Statements                                12-16

Item 9. Changes in and Disagreements with Accountants on Accounting 17 and Financial Disclosure


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant           17-18


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                                                     Page number

                                   PART III

Item 11.    Executive Compensation                                      18

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                  18

Item 13.    Certain Relationships and Related Transactions              18

                                    PART IV

Item 14.    Exhibits, Financial Statements, and Reports on Form 8-K     19-20



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS

ELMWOOD FUNDING LIMITED (the "Company") was incorporated under the Companies Law (Revised) of the Cayman Islands on 17 September 1996 as an exempted company.
The Company's operations consist solely of fulfilling its obligations as depositor, relating to the issue of Bond-backed Investment Certificates (the "certificates") offered through, and which represent in the aggregate, the entire beneficial ownership in a trust (the "Trust") formed pursuant to the Trust Agreement dated as of 14 March 1997 and Series Supplements to the Trust Agreement dated 14 March (1997-AT&T), 12 May 1997 (1997-Du Pont), and 16 June 1997 (1997-Du Pont-2), between the Company and the United States Trust Company, as trustee. The fourth series of certificates, Series 1997-US Treasury-1, was issued on 22 August 1997, pursuant to the Trust Agreement dated as of 1 August 1997 and a Series Supplement to the Trust Agreement dated 22 August 1997.

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


ITEM 2.   PROPERTIES

The Company owns no physical property.



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------

ITEM 3.   LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings involving it, other than ordinary and routine legal matters incidental to its duties under agreements and other documents to which it is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to vote or consent of stockholders during the fiscal year covered by this report.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company has 1,000 shares of common stock outstanding (all owned directly by Deutsche Morgan Grenfell (Cayman) Limited, as share trustee). There is no established secondary market for this stock.


Item 6.   SELECTED FINANCIAL DATA

=======================================================================================
                                                        31 December         31 DECEMBER
                                                               1997                1996
                                                              (US$)               (US$)
---------------------------------------------------------------------------------------
Sales/Operating Revenues                                          -                   -
---------------------------------------------------------------------------------------
Income (Loss)                                                     -                   -
---------------------------------------------------------------------------------------
Income (loss) / Share                                             -                   -
---------------------------------------------------------------------------------------
Total Assets                                                  1,000               1,000
---------------------------------------------------------------------------------------
Long-Term Obligations                                             -                   -
---------------------------------------------------------------------------------------
Cash Dividends / Common Share                                     -                   -
=======================================================================================


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company purchased US$16,500,000, nominal value, of the US$300,000,000 8.25% notes due 15 September 2006 issued by EI du Pont de Nemours and Company which were transferred to the Trust as collateral for the 1997-Du Pont series of bond backed investment certificates issued by the Trust. The Company purchased a further US$10,250,000, nominal value, of the US$300,000,000 8.25% notes due 15 September 2006 issued by EI du Pont de Nemours and Company which were transferred to the Trust as collateral for the 1997-Du Pont-2 series of bond backed investment certificates issued by the Trust. The transfer extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.

On 12 May 1997 the Company effected an issue on behalf of the Trust of US$16,500,000, nominal value, bond backed investment certificates under the 1997-Du Pont series. The underwriters purchased the certificates at 98.2% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the underlying securities. The certificates bear interest at a fixed rate of 7.5%. Distributions of interest and principal will be made on or about 15 March and 15 September of each year commencing September 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 15 September 2006.




--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997



--------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial condition (continued)

On 16 June 1997 the Company effected an issue on behalf of the Trust of US$10,250,000, nominal value, bond backed investment certificates under the 1997-Du Pont-2 series. The underwriters purchased the certificates at 98.2% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the underlying securities. The certificates bear interest at a fixed rate of 7.25%. Distributions of interest and principal will be made on or about 15 March and 15 September of each year commencing September 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 15 September 2006.

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




--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997

--------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


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


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED STATEMENT OF OPERATIONS

                                                   Year ended                           Three Months Ended
                                                  31 December                  31 December            31 December
                                                         1997                         1997                   1196
                                       Note             (US$)                        (US$)                  (US$)
INCOME                                                                                   -                      -

                                             -------------------      --------------------     ------------------

                                                               -                         -                      -
                                             -------------------      --------------------     ------------------

EXPENDITURE                                                                              -                      -
                                             -------------------      --------------------     ------------------

                                                               -                         -                      -
                                             -------------------      --------------------     ------------------

                                             -------------------      --------------------     ------------------

NET INCOME FOR THE PERIOD                                      -                         -                      -
                                             ===================      ====================     ==================

                                             -------------------      --------------------     ------------------
RETAINED EARNINGS AT THE BEGINNING
 AND END OF THE PERIOD                                         -                         -                      -
                                             ===================      ====================     ==================



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------


Item 8.   Financial Statements and Supplementary Data

AUDITED STATEMENT OF FINANCIAL CONDITION

                                                          31 December              31 December
                                                                 1997                     1996

                                            Note                (US$)                    (US$)
Assets

Sundry debtors and prepayments                 2                1,000                    1,000

                                                      ---------------       ------------------

                                                                1,000                    1,000
                                                      ---------------       ------------------

LIABILITIES
                                                      ---------------       ------------------

                                                      ---------------       ------------------
                                                                    -                        -
                                                      ---------------       ------------------

NET ASSETS                                                      1,000                    1,000
                                                      ===============       ==================


CAPITAL AND RESERVES
Share capital                                  8                1,000                    1,000
Retained earnings                                                   -                        -

                                                      ---------------        -----------------

                                                                1,000                    1,000
                                                      ===============        =================



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997



--------------------------------------------------------------------------------


Item 8.   Financial Statements and Supplementary Data

AUDITED STATEMENT OF CASH FLOWS


                                                                  YEAR                  THREE MONTHS
                                                                 ENDED                         ENDED
                                                      31 DECEMBER 1997              31 DECEMBER 1996
                                                                                               ENDED
                                            Note                 (US$)                         (US$)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           -                            -
Adjustments to reconcile net income to
net cash used in operating activities
 Net change in:

  Sundry debtors                                 2                                           (1,000)
                                                  --------------------      -----------------------

  NET CASH USED IN OPERATING ACTIVITIES                              -                       (1,000)
                                                  --------------------      -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of disposal of investments            5,6          76,453,768                            -
Purchase of investments                          4         (76,453,768)                           -

                                                  --------------------      -----------------------
  NET CASH USED IN INVESTING ACTIVITIES                              -                            -

                                                  --------------------      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of share capital             8                   -                        1,000
                                                  --------------------      -----------------------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                        -                        1,000
                                                  --------------------      -----------------------


NET CHANGE IN CASH FOR THE PERIOD                                    -                            -
                                                  ====================      =======================

CASH AT THE BEGINNING OF THE PERIOD                                  -                            -

                                                  --------------------      -----------------------

CASH AT THE END OF THE PERIOD                                        -                            -
                                                  ====================      =======================




--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
NOTES TO THE FINANCIAL STATEMENTS
31 December 1997



--------------------------------------------------------------------------------

1 ORGANISATION

  ELMWOOD FUNDING LIMITED (the "Company") was incorporated under the Companies Law (Revised) of the Cayman Islands on 17 September 1996 as an exempted company. The Company's operations consist solely of fulfilling its obligations as depositor, relating to the issue of Bond-backed Investment Certificates (the "certificates") offered through, and which represent in the aggregate, the entire beneficial ownership in a trust (the "Trust") formed pursuant to the Trust Agreement dated as of 14 March 1997 and Series Supplements to the Trust Agreement dated 14 March (1997-AT&T), 12 May 1997 (1997-Du Pont), and 16 June 1997 (1997-Du Pont-2), between the Company and the United States Trust Company, as trustee. The fourth series of certificates, Series 1997-US Treasury-1, were issued on 22 August 1997, pursuant to a Series Supplement to the Trust Agreement dated 22 August 1997.

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


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
31 December 1997


--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES

   These audited financial statements are prepared in accordance with United States generally accepted accounting principles. The following are the significant accounting policies adopted by the Company:

   FAIR VALUE OF FINANCIAL INSTRUMENTS
   The only financial instruments held by the Company are sundry receivables and payables where carrying value approximates the fair value.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3  FEES AND EXPENSES

   All ongoing fees of the Company are met by the holders of the Retained Interest and distributed by the trusts (see Note 6). Therefore, these expenses, estimated to be approximately US$60,000 for the year ended December 31, 1997 (1996: US$19,000), are not included in the statement of operations.

4  INVESTMENTS

   The Company purchased US$25,000,000, nominal value, of the US$500,000,000 7.75% notes due 1 March 2007 issued by AT&T on 7 March 1995 (the "Notes") which were transferred to the Trust as collateral for the 1997-AT&T series of bond backed investment certificates issued by the Trust. The Company also purchased US$16,500,000, nominal value, of the US$300,000,000 8.25% notes due 15 September 2006 issued by EI du Pont de Nemours and Company which were transferred to the Trust as collateral for the 1997-Du Pont series of bond backed investment certificates issued by the Trust. The Company purchased a further US$10,250,000, nominal value, of the US$300,000,000 8.25% notes due 15 September 2006 issued by EI du Pont de Nemours and Company which were transferred to the Trust as collateral for the 1997-Du Pont-2 series of bond backed investment certificates issued by the Trust.


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
31 December 1997


--------------------------------------------------------------------------------

4  INVESTMENTS (CONTINUED)

   The Company also purchased US$20,000,000, nominal value, of the US$16,015,000,000 6.875% notes due 15 May 2006 issued by the Government of the United States of America which were transferred to the Trust as collateral for the 1997-US Treasury-1 series of bond backed investment certificates issued by the Trust. The transfers extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.

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

   On 12 May 1997 the Company effected an issue on behalf of the Trust of US$16,500,000, nominal value, bond backed investment certificates under the 1997-Du Pont series. The underwriters purchased the certificates at 98.2% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the underlying securities. The certificates bear interest at a fixed rate of 7.5%. Distributions of interest and principal will be made on or about 15 March and 15 September of each year commencing September 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 15 September 2006.

   On 16 June 1997 the Company effected an issue on behalf of the Trust of US$10,250,000, nominal value, bond backed investment certificates under the 1997-Du Pont-2 series. The underwriters purchased the certificates at 98.2% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the underlying securities. The certificates bear interest at a fixed rate of 7.25%. Distributions of interest and principal will be made on or about 15 March and 15 September of each year commencing September 1997. The holders of the certificates will receive principal distributions as principal is received on the Notes. The certificates are scheduled to mature on 15 September 2006.


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
31 DECEMBER 1997


--------------------------------------------------------------------------------

5  BOND BACKED INVESTMENT CERTIFICATES (CONTINUED)

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

8  SHARE CAPITAL

   Authorised...................50,000 ordinary shares of US$1.00 each.
   Issued and fully paid.........1,000 ordinary shares of US$1.00 each.

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


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
31 December 1997



--------------------------------------------------------------------------------


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



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997



--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices of financial disclosure.


                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As at 31 December 1997 the directors of the Company, their ages, terms of service and business experience were:

DAVID EGGLISHAW, SENIOR MANAGER OF DEUTSCHE MORGAN GRENFELL (CAYMAN) LIMITED. David Egglishaw, age 30, is a member of the Institute of Chartered Accountants in England and Wales and joined Deutsche Morgan Grenfell (Cayman) Limited in June 1994 having previously held a position of Senior Fund Accountant with Worthy Trust Company in Jersey, Channel Islands. Mr. Egglishaw is also the Secretary of the Cayman Islands Mutual Fund Administrators' Association. David Egglishaw was appointed as a director on 30 September 1996.

JOHN CULLINANE, ASSISTANT MANAGER, TRUST AND COMPANY OF DEUTSCHE MORGAN GRENFELL (CAYMAN) LIMITED.
John Cullinane, age 33, is a member of the Institute of Chartered Secretaries and Administrators and joined Deutsche Morgan Grenfell (Cayman) Limited in June 1996 having previously held a position of Assistant Manager with Deutsche Morgan Grenfell (CI) Limited in Jersey, Channel Islands. Mr. Cullinane was appointed a director on 25 August 1997.

DERRIE BOGGESS, ASSISTANT MANAGER, TRUST AND COMPANY OF DEUTSCHE MORGAN GRENFELL (CAYMAN) LIMITED.
Derrie Boggess, age 30, received her B.A. Degree from the University of North Carolina at Chapel Hill and holds an Honours Law Degree from the University of Liverpool. Ms. Boggess joined Deutsche Morgan Grenfell (Cayman) Limited in March 1994. Ms. Boggess was appointed a director on 30 September 1996.

The above directors, all employees of Deutsche Morgan Grenfell (Cayman) Limited, are provided by Deutsche Morgan Grenfell (Cayman) Limited in accordance with its obligations under the terms of an Administrative Agreement dated 27 September 1996 between Deutsche Morgan Grenfell (Cayman) Limited and the Company.



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------

The Company has no executive officers or other significant employees.

Section 16(a) Beneficial Ownership Reporting Compliance

There is nothing to report with respect to this item.


ITEM 11.  EXECUTIVE COMPENSATION

Because the Company has no executive officers or other paid employees, there is nothing to report with respect to this requirement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

==============================================================================================
      (1)                     (2)                        (3)                      (4)
    TITLE OF          NAME AND ADDRESS OF               AMOUNT                  PERCENT
     CLASS                 BENEFICIAL                AND NATURE OF             OF CLASS
                             OWNER                    BENEFICIAL
                                                       OWNERSHIP

----------------------------------------------------------------------------------------------
Common stock          Deutsche Morgan Grenfell       1,000 shares owned        100%
                      (Cayman) Limited               directly, as share
                      P.O. Box 1984                  trustee
                      Elizabethan Square
                      George Town
                      Grand Cayman
                      British West Indies
==============================================================================================



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

There is nothing to report with respect to this item.



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

(a)  Exhibits

     3.1 Certificate of Incorporation of the Company as currently in effect dated 17 September 1996, incorporated herein by reference from Exhibit
          3.1 to the Company's Registration Statement on Form S-3 (File No. 333-29327), as amended, filed with the Securities and Exchange Commission (the "Commission") on 16 June 1997.

     3.2 Memorandum and Articles of Incorporation of the Company as currently in effect dated 17 September 1996, incorporated herein by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-29327), as amended, filed with the Securities and Exchange Commission the Commission on 16 June 1997.

     4.1 Standard Terms for Trust Agreements between the Company, as Depositor, and United States Trust Company, as Trustee, dated as of 1 August 1997, incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-29327), as amended, filed with the Commission on 16 June 1997.

     4.2  Standard Terms for Trust Agreements between the Company, as
          Depositor, and United States Trust Company, as Trustee, dated as of 14 March 1997, incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-5698), as amended, filed with the Commission on 2 October 1996.

     4.3 Series Supplement to the Standard Terms dated as of 22 August 1997 by and between the Company, as Depositor, and United States Trust Company of New York, as Trustee, creating the Bond-backed Investment Certificates Trust Series 1997-US Treasury-1 and providing for the issuance of the Series 1997-US Treasury-1 Certificates, incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A (File No. 001-12809) as amended, filed with the Commission on 29 July 1997.


--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Year ended 31 December 1997


--------------------------------------------------------------------------------

Item 14.   Exhibits, Financial Statements, and Reports on Form 8-K (continued)

      4.4 Series Supplement to the Standard Terms dated as of 16 June 1997 by and between the Company, as Depositor, and United States Trust Company of New York, as Trustee, creating the Bond-backed Investment Certificates Trust Series 1997-Du Pont-2 and providing for the issuance of the Series 1997-Du Pont-2 Certificates, incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A (File No. 001-12809), filed with the Commission on 13 June 1997.

      4.5 Series Supplement to the Standard Terms dated as of 12 May 1997 by and between the Company, as Depositor, and United States Trust Company of New York, as Trustee, creating the Bond-backed Investment Certificates Trust Series 1997-Du Pont and providing for the issuance of the Series 1997-Du-Pont Certificates, incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A (File No. 001-12809), filed with the Commission on 8 May 1997.

      4.6 Series Supplement to the Standard Terms dated as of 14 March 1997 by and between the Company, as Depositor, and United States Trust Company of New York, as Trustee, creating the Bond-backed Investment Certificates Trust Series 1997-AT&T and providing for the issuance of the Series 1997-AT&T and providing for the issuance of the Series 1997-AT&T Certificates, incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A (File No. 001-12809), filed with the Commission on 14 March 1997.

      27   Financial Data Schedule



--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



/s/ John Cullinane        20 April 1998
------------------        -------------
John Cullinane            Date
Director



/s/ Derrie Boggess        20 April 1998
------------------        -------------
Derrie Boggess            Date
Director



--------------------------------------------------------------------------------
                                                                         Page 21