Form 10-Q
period 1998-03-31
ELMWOOD FUNDING LTD
filed 1998-05-15
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended 31 March 1998

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

                  Yes  X               No
                       -

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Morgan Grenfell (Cayman) Limited, as share trustee.) as of 31 March 1998.

ELMWOOD FUNDING LIMITED
Quarterly period ended 31 March 1998

--------------------------------------------------------------------------------



INDEX

                                                                    Page number

PART I          FINANCIAL INFORMATION

  Item 1        Financial statements (unaudited)

                Unaudited statement of operations:
                Three months ended 31 March 1998
                and 31 December 1997                                     3

                Unaudited statement of financial condition:
                31 March 1998 and 31 December 1997                       4

                Unaudited statement of cash flows:
                Three months ended 31 March 1998
                and 31 December 1997                                     5

                Notes to financial statements                            6

  Item 2        Management's discussion and analysis of
                financial condition and results of operations           10

PART II         OTHER INFORMATION

  Item 6        Exhibits and Reports on Form 8-K                        11

  Signatures                                                            12



-------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Unaudited statement of operations
for the three months ended 31 March 1998 and 31 December 1997

-------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                            31 MARCH 1998        31 DECEMBER 1997
                                NOTE                 (US$)                   (US$)
INCOME
                                                        -                       -


                                                        -                       -
                                          ---------------      ------------------

EXPENDITURE
                                                        -                       -


                                                        -                       -
                                          ---------------      ------------------



NET INCOME FOR THE PERIOD                               -                       -
                                          ===============      ==================


RETAINED EARNINGS AT THE BEGINNING
 AND END OF THE PERIOD                                  -                       -

                                         ===============      ==================


                       See notes to financial statements

-------------------------------------------------------------------------------
                                                                          Page 3
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition as at 31 March 1998 and 31 December 1997

-------------------------------------------------------------------------------

                                                        31 MARCH 1998         31 DECEMBER 1997
                                            NOTE            (US$)                   (US$)
Assets

Cash at bank                                         4          1,000                      -
Sundry debtors and prepayments                                    -                      1,000


                                                                1,000                    1,000
                                                      ---------------       ------------------

LIABILITIES


                                                                  -                        -
                                                      ---------------       ------------------



NET ASSETS                                                      1,000                    1,000
                                                      ===============       ==================


CAPITAL AND RESERVES
Share capital                                        9          1,000                    1,000
Retained earnings                                                 -                        -


                                                                1,000                    1,000
                                                      ===============       ==================


                       See notes to financial statements

-------------------------------------------------------------------------------
                                                                          Page 4

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows
for the three months ended 31 March 1998 and 31 December 1997


-------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                               31 MARCH 1998           31 DECEMBER
                                                                                          1997
                                                 NOTE              (US$)                  (US$)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           -                      -

Adjustments to reconcile net income to
 net cash used in operating activities
 Net change in:
  Sundry debtors                                                  1,000                (1,000)

  NET CASH USED IN OPERATING ACTIVITIES
                                                                  1,000                (1,000)
                                                           -------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of disposal of investments               6,7        21,531,997                     -
Purchase of investments                             5       (21,531,997)                    -

  NET CASH USED IN INVESTING ACTIVITIES                               -                     -
                                                           -------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of share capital                9                 -                 1,000

  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                         -                 1,000

                                                           -------------------     ----------------


NET CHANGE IN CASH FOR THE PERIOD                                 1,000                     -
                                                           ===================     ================

CASH AT THE BEGINNING OF THE PERIOD                                   -                     -


CASH AT THE END OF THE PERIOD                                     1,000                     -
                                                           ===================     ================

ELMWOOD FUNDING LIMITED
Notes to the financial statements
31 March 1998

                       See notes to financial statements

-------------------------------------------------------------------------------
                                                                          Page 5
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows
for the three months ended 31 March 1998 and 31 December 1997

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

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1998

--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES

   These unaudited financial statements are prepared in accordance with United States generally accepted accounting principles. The following are the significant accounting policies adopted by the Company:

  1.
  USE OF ESTIMATES
  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates

3 FEES AND EXPENSES

  All ongoing fees of the Company are met by the holders of the Retained Interest and distributed by the trusts (see Note 6). Therefore, these expenses are not included in the statement of operations.

4 CASH AT BANK

  Cash at bank is comprised of funds on a call account maintained at Deutsche Morgan Grenfell (Cayman) Limited.

5 Investments

  The Company purchased US$20,000,000, nominal value, of the US$250,000,000 7.125% notes due 15 June 2009 issued by The Chase Manhattan Corporation on 12 June 1997 (the "Notes"). The Notes were transferred to the Trust as collateral for the Series 1998-Chase-1 series of Bond-backed Investment Certificates issued by the Trust. The transfer extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.


--------------------------------------------------------------------------------
                                                                          Page 7
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1998

--------------------------------------------------------------------------------
6  BOND BACKED INVESTMENT CERTIFICATES

   On 9 February 1998, the Company effected an issue on behalf of the Trust of US$20,000,000, nominal value, Bond-backed Investment Certificates under the Series 1998-Chase-1 series. The underwriters purchased the Certificates at 98.65% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the Notes. The Certificates bear interest at a fixed rate of 6.375%. Distributions of interest and principal will be made on or about 15 June and 15 December of each year commencing 15 June 1998. The holders of the Certificates will receive principal distributions as principal is received on the Notes. The Certificates are scheduled to mature on 15 June 2009.

7  OPTIONS, RIGHTS AND RETAINED INTERESTS

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

   In respect of current series of bond-backed investment certificates, in accordance with the terms of the Trust and those outlined in the related Prospectus Supplemental dated 15 January 1998, the options, rights and Retained Interests were immediately sold by the Trust to a third party and then transferred to the Company to complete the purchase of the Notes.



--------------------------------------------------------------------------------
                                                                          Page 8
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1998

--------------------------------------------------------------------------------

8  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

   The Company's activities are primarily conducted with financial institutions. In connection with the terms of securitisation transactions, the bond backed investment certificates together with the underlying securities are held by the Trust and do not represent obligations of the Company.

9  SHARE CAPITAL

   Authorised .................. 50,000 ordinary shares of US$1.00 each.
   Issued and fully paid ........ 1,000 ordinary shares of US$1.00 each.

10 RELATED PARTY TRANSACTIONS

   Under the terms of a Declaration of Trust dated 27 September 1996, all of the issued and fully paid shares have been issued to the Share Trustee, Deutsche Morgan Grenfell (Cayman) Limited. Pursuant to an administration agreement also dated 27 September 1996, Deutsche Morgan Grenfell (Cayman) Limited provides directors and administrative services to the Company.

11 TAXATION

   Under the Cayman Islands Tax Concessions Law (1995 Revision), the Governor-in-Council of the Cayman Islands issued an undertaking to the Company on 8 October 1996 exempting it from all local income, profit or capital gains taxes. The undertaking has been issued for a period of 20 years and, at the present time, no such taxes are levied in the Cayman Islands. Accordingly, no provision for taxes on the Company's income in the Cayman Islands is recorded.


--------------------------------------------------------------------------------
                                                                          Page 9
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Managements discussion and analysis of financial condition and results of operations as at 31 March 1998

--------------------------------------------------------------------------------
FINANCIAL CONDITION

The Company purchased US$20,000,000, nominal value, of the US$250,000,000 7.125% notes due 15 June 2009 issued by The Chase Manhattan Corporation on 12 June 1997 (the "Notes"). The Notes were transferred to the Trust as collateral for the Series 1998-Chase-1 bond backed investment certificates issued by the Trust. The transfer extinguished all amounts due to the Trust by the Company and fulfilled its obligation as depositor pursuant to the Trust Agreement.

On 9 February 1998, the Company effected an issue on behalf of the Trust of US$20,000,000, nominal value, Bond-backed Investment Certificates under the Series 1998-Chase-1 series. The underwriters purchased the Certificates at 98.65% of the outstanding principal balance. The proceeds were immediately transferred to the Company to purchase the Notes. The Certificates bear interest at a fixed rate of 6.375%. Distributions of interest and principal will be made on or about 15 June and 15 December of each year commencing 15 June 1998. The holders of the Certificates will receive principal distributions as principal is received on the Notes. The Certificates are scheduled to mature on 15 June 2009.

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


-------------------------------------------------------------------------------
                                                                        Page 10
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
PART II - OTHER INFORMATION
Item 6
as at 31 March 1998

--------------------------------------------------------------------------------

The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

       Exhibits

       4.1 Series Supplement dated as of 9 February 1998 by and between Elmwood Funding Limited as Depositor, and United States Trust Company of New York, as Trustee, incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A (File No. 333 -29327), filed with the Securities and Exchange Commission on February 3, 1998.

       27     Financial Data Schedule












-------------------------------------------------------------------------------
                                                                        Page 11
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Signatures
as at 31 March 1998

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.





ELMWOOD FUNDING LIMITED



/s/ David JJ Egglishaw                      15 May 1998
----------------------                      -----------
David JJ Egglishaw                          Date
Director



/s/ Derrie Boggess                          15 May 1998
------------------                          -----------
Derrie Boggess                              Date
Director








-------------------------------------------------------------------------------
                                                                        Page 12
                   These financial statements are unaudited