Form 10-Q
period 1998-06-30
ELMWOOD FUNDING LTD
filed 1998-08-04
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended 30 June 1998

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

                  Yes  X               No
                       -                  -
Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Morgan Grenfell (Cayman) Limited, as share trustee) as of 30 June 1998.

ELMWOOD FUNDING LIMITED
Quarterly period ended 30 June 1998
--------------------------------------------------------------------------------


INDEX

                                                          Page number

PART I         FINANCIAL INFORMATION

  Item 1       Financial statements (unaudited)

                Unaudited statement of operations:
                Three months ended 30 June 1998,
                six months ended 30 June 1998
                and year ended 31 December 1997                 3

                Unaudited statement of financial condition:
                30 June 1998 and 31 December 1997               4

                Unaudited statement of cash flows:
                Six  months ended 30 June 1998
                and year ended 31 December 1997                 5

                Notes to financial statements                   6

  Item 2        Management's discussion and analysis of
                financial condition and results of operations  10

PART II         OTHER INFORMATION

  Item 6        Exhibits and Reports on Form 8-K               11

  Signatures                                                   12

--------------------------------------------------------------------------------

ELMWOOD FUNDING LIMITED
Unaudited statement of operations

---------------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED          SIX MONTHS ENDED                YEAR ENDED
                                                         30 JUNE                   30 JUNE          31 DECEMBER 1997
                                                            1998                      1998
                                       Note                 (US$)                     (US$)                     (US$)

INCOME
                                                               -                         -                         -


                                                               -                         -                         -
                                             -------------------      --------------------      --------------------

EXPENDITURE
                                                               -                         -                         -


                                                               -                         -                         -
                                             -------------------      --------------------      --------------------



NET INCOME FOR THE PERIOD                                      -                         -                         -
                                             ===================      ====================      ====================


RETAINED EARNINGS AT THE BEGINNING
 AND END OF THE PERIOD                                         -                         -                         -

                                             ===================      ====================      ====================

                                      See notes to financial statements
--------------------------------------------------------------------------------------------------------------------
                                                                                                             Page 3
                                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition as at 30 June 1998 and 31 December 1997

----------------------------------------------------------------------------------------

                                                    30 JUNE               31 DECEMBER
                                                       1998                      1997
                                        Note          (US$)                     (US$)
ASSETS

Cash at bank                               4          1,000                        -
Sundry debtors and prepayments                            -                    1,000


                                                      1,000                    1,000
                                            ---------------       ------------------

LIABILITIES


                                                          -                        -
                                            ---------------       ------------------



NET ASSETS                                            1,000                    1,000
                                            ===============       ==================


CAPITAL AND RESERVES
Share capital                              9          1,000                    1,000
Retained earnings                                         -                        -


                                                      1,000                    1,000
                                            ===============       ==================

                      See notes to financial statements
----------------------------------------------------------------------------------------
                                                                                Page 4
                   These financial statements are unaudited


ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows

------------------------------------------------------------------------------------------------------

                                                        SIX MONTHS                           YEAR
                                                             ENDED                          ENDED
                                                       30 JUNE 1998              31 DECEMBER 1997
                                            Note              (US$)                         (US$)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           -                            -
Adjustments to reconcile net income to
 net cash used in operating activities
 Net change in:
  Sundry debtors                                                 1,000                            -

  NET CASH USED IN OPERATING ACTIVITIES
                                                                 1,000                            -
                                                  --------------------      -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of disposal of investments          6,7            21,531,997                   76,453,768
Purchase of investments                        5           (21,531,997)                 (76,453,768)

  NET CASH USED IN INVESTING ACTIVITIES                              -                            -
                                                  --------------------      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of share capital                                 -                            -

  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                        -                            -

                                                  --------------------      -----------------------


NET CHANGE IN CASH FOR THE PERIOD                                1,000                            -
                                                  ====================      =======================

CASH AT THE BEGINNING OF THE PERIOD                                  -                            -


CASH AT THE END OF THE PERIOD                                    1,000                            -
                                                  ====================      =======================

                        See notes to financial statements
------------------------------------------------------------------------------------------------------
                                                                                                Page 5
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements
30 June 1998

--------------------------------------------------------------------------------

1 ORGANIZATION

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

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 June 1998

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

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 June 1998

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

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 June 1998

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

9  SHARE CAPITAL

   Authorised.............50,000 ordinary shares of US$1.00 each.
   Issued and fully paid...1,000 ordinary shares of US$1.00 each.

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

--------------------------------------------------------------------------------
                                                                         Page 9
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Managements discussion and analysis of financial condition and results of operations as at 30 June 1998

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

ELMWOOD FUNDING LIMITED
PART II - OTHER INFORMATION
Item 6
as at 30 June 1998

--------------------------------------------------------------------------------

The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

                              Exhibits

      27    Financial Data Schedule

--------------------------------------------------------------------------------
                                                                         Page 11
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Signatures

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



ELMWOOD FUNDING LIMITED



/s/ David JJ Egglishaw                      July 30, 1998
----------------------                      -------------
David JJ Egglishaw                          Date
Director



/s/ Derrie Boggess                          July 30, 1998
------------------                          -------------
Derrie Boggess                              Date
Director



--------------------------------------------------------------------------------
                                                                         Page 12
                   These financial statements are unaudited