Form 10-Q
period 1998-09-30
ELMWOOD FUNDING LTD
filed 1998-11-16
CIK 1024123

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended 30 September 1998

                        Commission File Number: 001-12809

                             ELMWOOD FUNDING LIMITED
             (Exact name of registrant as specified in its charter)

          Cayman Islands                                N/A
 (state or other jurisdiction of                   (IRS Employer
  incorporation or organisation)                  Identification No.)

                                 PO Box 1984
                               Elizabethan Square
                                   George Town
                                  Grand Cayman
                               British West Indies
                                 (345) 949-8244
                   (Address, including zip code, and telephone
                         number, including area code of
                        registrant's principal executive
                                     office)
                         Deutsche Bank (Cayman) Limited
                                   PO Box 1984
                               Elizabethan Square
                                   George Town
                                  Grand Cayman
                               British west Indies
                            Attention: Derrie Boggess
                                 (345) 949-8244
            (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X       No
                                                -----        -----

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Bank (Cayman) Limited, as share trustee) as of 30 September 1998.

ELMWOOD FUNDING LIMITED
Quarterly period ended 30 September 1998
--------------------------------------------------------------------------------

INDEX

                                                                   Page number

PART I             FINANCIAL INFORMATION

      Item 1       Financial statements (unaudited)

                   Unaudited statement of operations:
                   Three months ended 30 September 1998,
                   nine months ended 30 September 1998
                   and year ended 31 December 1997                       3

                   Unaudited statement of financial condition:
                   30 September 1998 and 31 December 1997                4

                   Unaudited statement of cash flows:
                   Nine  months ended 30 September 1998
                   and year ended 31 December 1997                       5

                   Notes to financial statements                         6

      Item 2       Management's discussion and analysis of
                   financial condition and results of operations         10

PART II            OTHER INFORMATION

      Item 6       Exhibits and Reports on Form 8-K                      11

      Signatures                                                         12

ELMWOOD FUNDING LIMITED
Unaudited statement of operations
-------------------------------------------------------------------------------

                               Three months ended  Nine months ended   Year ended
                                     30 September       30 September  31 December
                                             1998               1998         1997
                         Note               (US$)              (US$)        (US$)
Income
                                            -                   -              -

                                    ----------          ----------     ----------

                                            -                   -              -
                                    ----------          ----------     ----------

Expenditure
                                            -                   -              -

                                    ----------          ----------     ----------

                                            -                   -              -
                                    ----------          ----------     ----------


                                    ==========          ==========     ==========

Net income for the period                   -                   -              -
                                    ==========          ==========     ==========


                                    ==========          ==========     ==========
Retained earnings at the
 beginning and end of
 the period                                  -                   -              -
                                    ==========          ==========     ==========

                       See notes to financial statements
--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition
as at 30 September 1998 and 31 December 1997
-------------------------------------------------------------------------------


                                         30 September    31 December
                                                 1998           1997
                                Note            (US$)          (US$)
Assets

Cash at bank                      4            1,000              -
Sundry debtors and prepayments                     -          1,000

                                           ---------      ---------

                                               1,000          1,000
                                           ---------      ---------
Liabilities
                                           ---------      ---------

                                                   -              -
                                           ---------      ---------


                                           =========      =========

Net assets                                     1,000          1,000
                                           =========      =========


Capital and reserves
Share capital                     9            1,000          1,000
Retained earnings                                  -              -

                                           =========      =========

                                               1,000          1,000
                                           =========      =========


                       See notes to financial statements
--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows

--------------------------------------------------------------------------------


                                                                     Nine months               Year
                                                                           ended              ended
                                                                    30 September        31 December
                                                                            1998               1997
                                                          Note             (US$)              (US$)
Cash flows from operating activities
Net income                                                                   -                  -
Adjustments to reconcile net income to net cash used in
operating activities
   Net change in:
      Sundry debtors                                                     1,000                  -

                                                                   --------------     --------------
      Net cash used in operating activities
                                                                         1,000                    -
                                                                   --------------     --------------

Cash flows from investing activities
Proceeds of disposal of investments                        6,7       21,531,997         76,453,768
Purchase of investments                                     5       (21,531,997)       (76,453,768)

                                                                   --------------     --------------
      Net cash used in investing activities                                  -                  -
                                                                   --------------     --------------

Cash flows from financing activities
Proceeds from issue of share capital                                         -                  -

                                                                   --------------     --------------
      Net cash provided by financing activities
                                                                             -                  -
                                                                   --------------     --------------

                                                                   ==============     ==============

Net change in cash for the period                                        1,000                  -
                                                                   ==============     ==============

Cash at the beginning of the period                                          -                  -

                                                                   ==============     ==============

Cash at the end of the period                                            1,000                  -
                                                                   ==============     ==============

                       See notes to financial statements
--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements
30 September 1998
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1998
--------------------------------------------------------------------------------

2     Significant accounting policies

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

4     Cash at bank

      Cash at bank is comprised of funds on a call account maintained at Deutsche Bank (Cayman) Limited.

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

--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1998
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1998
--------------------------------------------------------------------------------

8     Financial instruments with off balance sheet risk

      The Company's activities are primarily conducted with financial institutions. In connection with the terms of securitisation transactions, the bond backed investment certificates together with the underlying securities are held by the Trust and do not represent obligations of the Company.

9     Share capital

      Authorised ........................50,000 ordinary shares of US$1.00 each.
      Issued and fully paid ..............1,000 ordinary shares of US$1.00 each.

10    Related party transactions

      Under the terms of a Declaration of Trust dated 27 September 1996, all of the issued and fully paid shares have been issued to the Share Trustee, Deutsche Bank (Cayman) Limited (formerly Deutsche Morgan Grenfell (Cayman) Limited). Pursuant to an administration agreement also dated 27 September 1996, Deutsche Bank (Cayman) Limited provides directors and administrative services to the Company.

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

--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Managements discussion and analysis of financial condition and results of operations as at 30 September 1998
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
PART II - OTHER INFORMATION
Item 6
as at 30 September 1998
--------------------------------------------------------------------------------

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







ELMWOOD FUNDING LIMITED



/s/ David JJ Egglishaw                                   11/16/98
-----------------------------------                      --------
David JJ Egglishaw                                         Date
Director


/s/ Derrie Boggess                                       11/16/98
-----------------------------------                      --------
Derrie Boggess                                             Date
Director


--------------------------------------------------------------------------------
                    These financial statements are unaudited