Form 10-Q
period 1999-03-31
ELMWOOD FUNDING LTD
filed 1999-10-27
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended 31 March 1999

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

                                  PO Box 1984
                               Elizabethan Square
                                  George Town
                                  Grand Cayman
                              British West Indies
                                 (345) 949-8244
    (Address, including zip code, and telephone number, including area code of registrant's principal executive office)
                         Deutsche Bank (Cayman) Limited
                                  PO Box 1984
                               Elizabethan Square
                                  George Town
                                  Grand Cayman
                              British West Indies
                           Attention: Derric Boggess
                                 (345) 949-8244
           (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)

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

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Bank (Cayman) Limited, as share trustee) as of 31 March 1999.

ELMWOOD FUNDING LIMITED
Quarterly period ended 31 March 1999


INDEX

                                                                     Page number

PART I              FINANCIAL INFORMATION

  Item 1            Financial statements (unaudited)

                    Unaudited statement of operations:
                    Three months ended 31 March 1999
                    and year ended 31 December 1998                       3

                    Unaudited statement of financial condition:
                    31 March 1999 and 31 December 1998                    4

                    Unaudited statement of cash flows:
                    Three months ended 31 March 1999
                    and year ended 31 December 1998                       5

                    Notes to financial statements                         6

  Item 2            Management's discussion and analysis of
                    financial condition and results of operations         10

PART II             OTHER INFORMATION

  Item 6            Exhibits and Reports on Form 8-K                      11

  Signatures                                                              12

ELMWOOD FUNDING LIMITED
Unaudited statement of operations

                                                    Three Months Ended           Year ended
                                                              31 March          31 December
                                                                  1999                 1998
                                       Note                      (US$)                (US$)
Income
                                                                    -                     -
                                                     ----------------        --------------

                                                                    -                     -
                                                     ----------------        --------------

Expenditure
                                                                    -                     -

                                                     ----------------        --------------
                                                                    -                     -
                                                     ----------------        --------------

                                                     ----------------        --------------

Net income for the period                                           -                     -
                                                     ================        ==============

                                                     ----------------        --------------
Retained earnings at the beginning and end
 of the period                                                      -                     -
                                                     ================        ==============

                       See notes to financial statements

--------------------------------------------------------------------------------
                                                                          Page 3

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition as at 31 March 1999 and 31 December 1998

--------------------------------------------------------------------------------

                                                31 March            31 December
                                                    1999                   1998
                                 Note              (US$)                  (US$)
Assets

Cash at bank                      4                1,000                  1,000

                                                ------------       ------------

                                                   1,000                  1,000
                                                ------------       ------------


Liabilities

                                                ------------       ------------
                                                       -                      -
                                                ------------       ------------

                                                ------------       ------------

Net assets                                         1,000                  1,000
                                                ============       ============


Capital and reserves
Share capital                     9                1,000                  1,000
Retained earnings                                      -                      -

                                                ------------       ------------
                                                   1,000                  1,000
                                                ============       ============

                       See notes to financial statements

--------------------------------------------------------------------------------
                                                                          Page 4
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows
for the three months ended 31 March 1999 and year ended 31 December 1998

--------------------------------------------------------------------------------


                                                   Three months ended         Year ended
                                                        31 March 1999   31 December 1998
                                           Note                 (US$)              (US$)
Cash flows from operating activities
Net income                                                          -                  -
Adjustments to reconcile net income to
 net cash used in operating activities
 Net change in:
  Sundry debtors                                                    -               1,000
                                                   ------------------   -----------------
  Net cash used in operating activities
                                                                    -               1,000
                                                   ------------------   -----------------
Cash flows from investing activities
Proceeds of disposal of investments           6,7                   -          21,531,997
Purchase of investments                       5
                                                                    -         (21,531,997)
                                                   ------------------   -----------------
  Net cash used in investing activities                             -                   -
                                                   ------------------   -----------------
Cash flows from financing activities
                                                   ------------------   -----------------

  Net cash provided by financing
   activities                                                       -                   -
                                                   ------------------   -----------------

                                                   ------------------   -----------------
Net change in cash for the period                                   -               1,000
                                                   ==================   =================
Cash at the beginning of the period                             1,000                   -

                                                   ------------------   -----------------
Cash at the end of the period                                   1,000               1,000
                                                   ==================   =================

                       See notes to financial statements

--------------------------------------------------------------------------------
                                                                          Page 5

                  These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements
31 March 1999

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

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1999

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

   All ongoing fees of the Company are met by the holders of the Retained Interest and distributed by the trusts (see Note 7). Therefore, these expenses are not included in the statement of operations.

4  Cash at bank

   Cash at bank is comprised of funds on a call account maintained at Deutsche Bank (Cayman) Limited.

5  Investments

   No investments were purchased during the quarter ended 31 March 1999.

6  Bond backed investment certificates

   There was no activity for the quarter ended 31 March 1999.


--------------------------------------------------------------------------------
                                                                          Page 7
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1999

--------------------------------------------------------------------------------

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

9  Share capital

   Authorised ....................... 50,000 ordinary shares of US$1.00 each.
   Issued and fully paid ..............1,000 ordinary shares of US$1.00 each.

10 Related party transactions

   Under the terms of a Declaration of Trust dated 27 September 1996, all of the issued and fully paid shares have been issued to the Share Trustee, Deutsche Bank (Cayman) Limited. Pursuant to an administration agreement also dated 27 September 1996, Deutsche Bank (Cayman) Limited provides directors and administrative services to the Company.

--------------------------------------------------------------------------------
                                                                          Page 8
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
31 March 1999

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                          Page 9
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Management's discussion and analysis of financial condition and results of operations as at 31 March 1999

--------------------------------------------------------------------------------

Financial condition

There was no activity for the quarter ended 31 March 1999.

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

ELMWOOD FUNDING LIMITED
PART II - OTHER INFORMATION
Item 6
as at 31 March 1999

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

ELMWOOD FUNDING LIMITED
Signatures
as at 31 March 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



ELMWOOD FUNDING LIMITED


/s/ David JJ Egglishaw                             13/10/99
----------------------                             ----------
David JJ Egglishaw                                 Date
Director


/s/ John Cullinane                                 13/th/ October, 1999
--------------------                               ----------------------
John Cullinane                                     Date
Director

--------------------------------------------------------------------------------
                                                                         Page 12
                   These financial statements are unaudited