Form 10-Q
period 1999-06-30
ELMWOOD FUNDING LTD
filed 1999-10-27
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended 30 June 1999

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

                  Yes  X               No ___
                      ---

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Bank (Cayman) Limited, as share trustee) as of 30 June 1999.

ELMWOOD FUNDING LIMITED
Quarterly period ended 30 June 1999

--------------------------------------------------------------------------------

INDEX

                                                                  Page number
PART I         FINANCIAL INFORMATION

  Item 1       Financial statements (unaudited)

               Unaudited statement of operations:
               Three months ended 30 June 1999,
               six months ended 30 June 1999
               and year ended 31 December 1998                          3

               Unaudited statement of financial condition:
               30 June 1999 and 31 December 1998                        4

               Unaudited statement of cash flows:
               Three months ended 30 June 1999
               and year ended 31 December 1998                          5

               Notes to financial statements                            6

  Item 2       Management's discussion and analysis of
               financial condition and results of operations           10

PART II        OTHER INFORMATION

  Item 6       Exhibits and Reports on Form 8-K                        11

  Signatures                                                           12

ELMWOOD FUNDING LIMITED
Unaudited statement of operations

--------------------------------------------------------------------------------

                                             Three months ended          Six months ended                Year ended
                                                        30 June                   30 June               31 December
                                                           1999                      1999                      1998
                                    Note                   (US$)                     (US$)                     (US$)
Income
                                                               -                         -                         -
                                             -------------------         -----------------         -----------------
                                                               -                         -                         -
                                             -------------------         -----------------         -----------------

Expenditure
                                                               -                         -                         -
                                             -------------------         -----------------         -----------------
                                                               -                         -                         -
                                             -------------------         -----------------         -----------------

                                             -------------------         -----------------         -----------------
Net income for the period                                      -                         -                         -
                                             ===================         =================         =================

                                             -------------------         -----------------         -----------------
Retained earnings at the beginning
 and end of the period                                         -                         -                         -
                                             ===================         =================         =================


                       See notes to financial statements

--------------------------------------------------------------------------------
                                                                          Page 3

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition as at 30 June 1999 and 31 December 1998

--------------------------------------------------------------------------------

                                                             30 June      31 December
                                                                1999             1998
                                                     Note       (US$)            (US$)
Assets

Cash at bank                                          4         1,000            1,000

                                                            ---------      -----------

                                                                1,000            1,000
                                                            ---------      -----------

Liabilities

                                                            ---------      -----------
                                                                    -                -
                                                            ---------      -----------

                                                            ---------      -----------

Net assets                                                      1,000            1,000
                                                            =========      ===========


Capital and reserves
Share capital                                         9         1,000            1,000
Retained earnings                                                   -                -
                                                            ---------      -----------

                                                                1,000            1,000
                                                            =========      ===========

                       See notes to financial statements

--------------------------------------------------------------------------------
                                                                          Page 4

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows
for the three months ended 30 June 1999 and year ended 31 December 1998

--------------------------------------------------------------------------------


                                                     Three months ended             Year ended
                                                           30 June 1999       31 December 1998

                                            Note                  (US$)                  (US$)
Cash flows from operating activities
Net income                                                           -                       -
Adjustments to reconcile net income
 to net cash used in operating activities
 Net change in:
  Sundry debtors                                                     -                   1,000

  Net cash used in operating
   activities                                                        -                   1,000

                                                            ----------      -      -----------

Cash flows from investing activities
Proceeds of disposal of investments         6,7                      -              21,531,997

Purchase of investments                       5                      -             (21,531,997)

  Net cash used in investing                                         -                       -
   activities
                                                            ----------      -      -----------

Cash flows from financing activities

                                                            ----------      -      -----------
  Net cash provided by financing
   activities                                                        -                       -
                                                            ----------      -      -----------
                                                            ----------      -      -----------

Net change in cash for the period                                    -                   1,000
                                                            ==========      =      ===========

Cash at the beginning of the period                              1,000                       -
                                                            ----------      -      -----------

Cash at the end of the period                                    1,000                   1,000
                                                            ==========             ===========

                       See notes to financial statements

--------------------------------------------------------------------------------
                                                                          Page 5

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements
30 June 1999

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

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 June 1999

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

5    Investments

     No investments were purchased during the period ended 30 June 1999.

6    Bond backed investment certificates

     There was no activity for the period ended 30 June 1999.

--------------------------------------------------------------------------------
                                                                          Page 7

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 June 1999

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

9    Share capital

     Authorised.....................   50,000 ordinary shares of US$1.00 each.
     Issued and fully paid..........   1,000 ordinary shares of US$1.00 each.

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

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 June 1999

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

--------------------------------------------------------------------------------
                                                                          Page 9
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Management's discussion and analysis of financial condition and results of operations as at 30 June 1999

--------------------------------------------------------------------------------

Financial condition

There was no activity for the period ended 30 June 1999.

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

ELMWOOD FUNDING LIMITED
PART II - OTHER INFORMATION
Item 6
as at 30 June 1999

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

ELMWOOD FUNDING LIMITED
Signatures
as at 30 June 1999

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.



ELMWOOD FUNDING LIMITED



/s/ David JJ Egglishaw                13/10/99
----------------------                --------
David JJ Egglishaw                    Date
Director


/s/ John Cullinane                    13/th/ October, 1999
------------------                    --------------------
John Cullinane                        Date
Director


--------------------------------------------------------------------------------
                                                                         Page 12
                   These financial statements are unaudited