Form 10-Q
period 1999-09-30
ELMWOOD FUNDING LTD
filed 1999-11-24
CIK 1024123

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended 30 September 1999

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

                  Yes  X                No ___
                      ---

Registrant had 1,000 shares of common stock outstanding (all owned directly by Deutsche Bank (Cayman) Limited, as share trustee) as of 30 September 1999.

ELMWOOD FUNDING LIMITED
Quarterly period ended 30 September 1999

________________________________________________________________________________


INDEX

                                                                     Page number

PART I               FINANCIAL INFORMATION

  Item 1             Financial statements (unaudited)

                     Unaudited statement of operations:
                     Three months ended 30 September 1999,
                     nine months ended 30 September 1999
                     and year ended 31 December 1998                      3

                     Unaudited statement of financial condition:
                     30 September 1999 and 31 December 1998               4

                     Unaudited statement of cash flows:
                     Three months ended 30 September 1999
                     and year ended 31 December 1998                      5

                     Notes to financial statements                        6

  Item 2             Management's discussion and analysis of
                     financial condition and results of operations       10

PART II              OTHER INFORMATION

  Item 6             Exhibits and Reports on Form 8-K                    11

  Signatures                                                             12

________________________________________________________________________________

ELMWOOD FUNDING LIMITED
Unaudited statement of operations
________________________________________________________________________________

                                          Three months ended             Nine months ended           Year ended
                                                30 September                  30 September          31 December
                                                        1999                          1999                 1998
                                        Note          (US$)                         (US$)                 (US$)

Income
                                                          -                             -                    -

                                             ---------------             -----------------        -------------
                                                          -                             -                    -
                                             ---------------             -----------------        -------------
Expenditure
                                                          -                             -                    -
                                             ---------------             -----------------        -------------

                                                          -                             -                    -
                                             ---------------             -----------------        -------------

                                             ---------------             -----------------        -------------

Net income for the period                                 -                             -                    -
                                             ===============             =================        =============

                                             ---------------             -----------------        -------------
Retained earnings at the beginning
 and end of the period                                    -                             -                    -
                                             ===============             =================        =============


                       See notes to financial statements
________________________________________________________________________________
                                                                          Page 3

                    These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of financial condition as at 30 September 1999 and 31 December 1998

________________________________________________________________________________

                                                         30                31
                                                  September          December
                                                       1999              1998
                                        Note          (US$)             (US$)
Assets

Cash at bank                               4            1,000            1,000


                                                  -----------        ---------

                                                        1,000            1,000
                                                  -----------        ---------

Liabilities
                                                  -----------        ---------

                                                            -                -
                                                  -----------        ---------

                                                  -----------        ---------

Net assets                                              1,000            1,000
                                                  ===========        =========

Capital and reserves
Share capital                              9            1,000            1,000
Retained earnings                                           -                -

                                                  -----------        ---------

                                                        1,000            1,000
                                                  ===========        =========


                        See notes to financial statements

________________________________________________________________________________
                                                                          Page 4

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Unaudited statement of cash flows
for the three months ended 30 September 1999 and year ended 31 December 1998

________________________________________________________________________________



                                                     Three months ended                 Year ended
                                                      30 September 1999           31 December 1998
                                          Note                    (US$)                      (US$)
Cash flows from operating activities
Net income                                                           -                           -
Adjustments to reconcile net income to
net cash used in operating activities
  Net change in:
    Sundry debtors                                                   -                       1,000
                                                    ------------------             ---------------
  Net cash used in operating
    activities                                                       -                       1,000
                                                    ------------------             ---------------

Cash flows from investing activities
Proceeds of disposal of investments         6,7                      -                  21,531,997

 Purchase of investments                     5                       -                 (21,531,997)
                                                    ------------------             ---------------
  Net cash used in investing
    activities                                                       -                           -
                                                    ------------------             ---------------

Cash flows from financing activities                                 -                           -
                                                    ------------------             ---------------
  Net cash provided by financing
   activities                                                        -                           -
                                                    ------------------             ---------------

                                                    ------------------             ---------------

Net change in cash for the period                                    -                       1,000
                                                    ==================             ===============
Cash at the beginning of the period                              1,000                           -
                                                    ------------------             ---------------

Cash at the end of the period                                    1,000                       1,000
                                                    ==================             ===============

                       See notes to financial statements
_______________________________________________________________________________
                                                                         Page 5

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements
30 September 1999

________________________________________________________________________________

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

________________________________________________________________________________
                                                                          Page 6
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1999

________________________________________________________________________________

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

5  Investments

   No investments were purchased during the period ended 30 September 1999.

6  Bond backed investment certificates

   There was no activity for the period ended 30 September 1999.

________________________________________________________________________________
                                                                          Page 7
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1999

________________________________________________________________________________

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

________________________________________________________________________________
                                                                          Page 8
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Notes to the financial statements (continued)
30 September 1999

________________________________________________________________________________

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

________________________________________________________________________________
                                                                          Page 9
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Management's discussion and analysis of financial condition and results of operations as at 30 September 1999

________________________________________________________________________________

Financial condition

There was no activity for the period ended 30 September 1999.

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

________________________________________________________________________________
                                                                         Page 10

                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
PART II - OTHER INFORMATION
Item 6
as at 30 September 1999

________________________________________________________________________________

The following exhibits are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

         Exhibits


         27     Financial Data Schedule

________________________________________________________________________________
                                                                         Page 11
                   These financial statements are unaudited

ELMWOOD FUNDING LIMITED
Signatures
as at 30 September 1999

________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.






ELMWOOD FUNDING LIMITED

/s/ David JJ Egglishaw                             19/11/99
----------------------                             -----------
David JJ Egglishaw                                 Date
Director



/s/ John Culliname                                 19/11/99
----------------------                             -----------
John Cullinane                                     Date
Director




_______________________________________________________________________________
                                                                        Page 12

                   These financial statements are unaudited